Form 10-K
period 2023-12-31
Benchmark 2021-B26 Mortgage Trust
filed 2024-03-18
CIK 1858289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Burlingame Point Mortgage Loan, which constituted approximately 9.8% of the asset pool of the issuing entity as of its cut-off date.  The Burlingame Point Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Burlingame Point Mortgage Loan, fourteen other pari passu loans and three subordinate companion loans, each of which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BGME Trust 2021-VR transaction (the “BGME Trust 2021-VR Transaction”). This loan combination, including the Burlingame Point Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BGME Trust 2021-VR Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Amazon Seattle Mortgage Loan, which constituted approximately 9.5% of the asset pool of the issuing entity as of its cut-off date.  The Amazon Seattle Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Amazon Seattle Mortgage Loan, three other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2021-B25 Mortgage Trust transaction, Commission File Number 333-226082-10 (the “Benchmark 2021-B25 Transaction”). This loan combination, including the Amazon Seattle Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2021-B25 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

KeyBank National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 17, 2023 and the primary servicer of the Burlingame Point Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.1         KeyBank National Association, as Master Servicer

33.2         KeyBank National Association, as General Special Servicer prior to March 17, 2023 (see Exhibit 33.1)

33.3         Argentic Services Company LP, as General Special Servicer on and after March 17, 2023

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.10       Berkadia Commercial Mortgage LLC, as Primary Servicer

33.11       KeyBank National Association, as Primary Servicer of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.12       Situs Holdings, LLC, as Special Servicer of the Equus Industrial Portfolio Mortgage Loan

33.13       Wells Fargo Bank, National Association, as Trustee of the Equus Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.17       Berkadia Commercial Mortgage LLC, as Primary Servicer of the iPark 84 Innovation Center Mortgage Loan (see Exhibit 33.10)

33.18       KeyBank National Association, as Special Servicer of the iPark 84 Innovation Center Mortgage Loan prior to March 17, 2023 (see Exhibit 33.1)

33.19       Argentic Services Company LP, as Special Servicer of the iPark 84 Innovation Center Mortgage Loan on and after March 17, 2023 (see Exhibit 33.3)

33.20       Wells Fargo Bank, National Association, as Trustee of the iPark 84 Innovation Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the iPark 84 Innovation Center Mortgage Loan (see Exhibit 33.5)

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the iPark 84 Innovation Center Mortgage Loan (see Exhibit 33.6)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Nashville Mortgage Loan (see Exhibit 33.9)

33.25       CWCapital Asset Management LLC, as Special Servicer of the JW Marriott Nashville Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wilmington Trust, National Association, as Trustee of the JW Marriott Nashville Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Citibank, N.A., as Custodian of the JW Marriott Nashville Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Nashville Mortgage Loan (see Exhibit 33.6)

33.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 141 Livingston Mortgage Loan (see Exhibit 33.9)

33.30       Greystone Servicing Company LLC, as Special Servicer of the 141 Livingston Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Trustee of the 141 Livingston Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wells Fargo Bank, National Association, as Custodian of the 141 Livingston Mortgage Loan (see Exhibit 33.5)

33.33       Park Bridge Lender Services LLC, as Operating Advisor of the 141 Livingston Mortgage Loan (see Exhibit 33.6)

33.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.35       KeyBank National Association, as Primary Servicer of the Burlingame Point Mortgage Loan (see Exhibit 33.1)

33.36       Situs Holdings, LLC, as Special Servicer of the Burlingame Point Mortgage Loan (see Exhibit 33.12)

33.37       Wells Fargo Bank, National Association, as Trustee of the Burlingame Point Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Custodian of the Burlingame Point Mortgage Loan (see Exhibit 33.5)

33.39       Pentalpha Surveillance LLC, as Operating Advisor of the Burlingame Point Mortgage Loan

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Amazon Seattle Mortgage Loan (see Exhibit 33.9)

33.42       Situs Holdings, LLC, as Special Servicer of the Amazon Seattle Mortgage Loan (see Exhibit 33.12)

33.43       Wells Fargo Bank, National Association, as Trustee of the Amazon Seattle Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the Amazon Seattle Mortgage Loan (see Exhibit 33.5)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the Amazon Seattle Mortgage Loan (see Exhibit 33.39)

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         KeyBank National Association, as Master Servicer

34.2         KeyBank National Association, as General Special Servicer prior to March 17, 2023 (see Exhibit 34.1)

34.3         Argentic Services Company LP, as General Special Servicer on and after March 17, 2023

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.10       Berkadia Commercial Mortgage LLC, as Primary Servicer

34.11       KeyBank National Association, as Primary Servicer of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.12       Situs Holdings, LLC, as Special Servicer of the Equus Industrial Portfolio Mortgage Loan

34.13       Wells Fargo Bank, National Association, as Trustee of the Equus Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.17       Berkadia Commercial Mortgage LLC, as Primary Servicer of the iPark 84 Innovation Center Mortgage Loan (see Exhibit 34.10)

34.18       KeyBank National Association, as Special Servicer of the iPark 84 Innovation Center Mortgage Loan prior to March 17, 2023 (see Exhibit 34.1)

34.19       Argentic Services Company LP, as Special Servicer of the iPark 84 Innovation Center Mortgage Loan on and after March 17, 2023 (see Exhibit 34.3)

34.20       Wells Fargo Bank, National Association, as Trustee of the iPark 84 Innovation Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the iPark 84 Innovation Center Mortgage Loan (see Exhibit 34.5)

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the iPark 84 Innovation Center Mortgage Loan (see Exhibit 34.6)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Nashville Mortgage Loan (see Exhibit 34.9)

34.25       CWCapital Asset Management LLC, as Special Servicer of the JW Marriott Nashville Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wilmington Trust, National Association, as Trustee of the JW Marriott Nashville Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Citibank, N.A., as Custodian of the JW Marriott Nashville Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Nashville Mortgage Loan (see Exhibit 34.6)

34.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 141 Livingston Mortgage Loan (see Exhibit 34.9)

34.30       Greystone Servicing Company LLC, as Special Servicer of the 141 Livingston Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Trustee of the 141 Livingston Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wells Fargo Bank, National Association, as Custodian of the 141 Livingston Mortgage Loan (see Exhibit 34.5)

34.33       Park Bridge Lender Services LLC, as Operating Advisor of the 141 Livingston Mortgage Loan (see Exhibit 34.6)

34.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.35       KeyBank National Association, as Primary Servicer of the Burlingame Point Mortgage Loan (see Exhibit 34.1)

34.36       Situs Holdings, LLC, as Special Servicer of the Burlingame Point Mortgage Loan (see Exhibit 34.12)

34.37       Wells Fargo Bank, National Association, as Trustee of the Burlingame Point Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Custodian of the Burlingame Point Mortgage Loan (see Exhibit 34.5)

34.39       Pentalpha Surveillance LLC, as Operating Advisor of the Burlingame Point Mortgage Loan

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Amazon Seattle Mortgage Loan (see Exhibit 34.9)

34.42       Situs Holdings, LLC, as Special Servicer of the Amazon Seattle Mortgage Loan (see Exhibit 34.12)

34.43       Wells Fargo Bank, National Association, as Trustee of the Amazon Seattle Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the Amazon Seattle Mortgage Loan (see Exhibit 34.5)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the Amazon Seattle Mortgage Loan (see Exhibit 34.39)

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         KeyBank National Association, as Master Servicer

35.2         KeyBank National Association, as General Special Servicer prior to March 17, 2023 (see Exhibit 35.1)

35.3         Argentic Services Company LP, as General Special Servicer on and after March 17, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.7         Berkadia Commercial Mortgage LLC, as Primary Servicer

35.8         KeyBank National Association, as Primary Servicer of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         Situs Holdings, LLC, as Special Servicer of the Equus Industrial Portfolio Mortgage Loan

35.10       Berkadia Commercial Mortgage LLC, as Primary Servicer of the iPark 84 Innovation Center Mortgage Loan (see Exhibit 35.7)

35.11       KeyBank National Association, as Special Servicer of the iPark 84 Innovation Center Mortgage Loan prior to March 17, 2023 (see Exhibit 35.1)

35.12       Argentic Services Company LP, as Special Servicer of the iPark 84 Innovation Center Mortgage Loan on and after March 17, 2023 (see Exhibit 35.3)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Nashville Mortgage Loan (see Exhibit 35.6)

35.14       CWCapital Asset Management LLC, as Special Servicer of the JW Marriott Nashville Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 141 Livingston Mortgage Loan (see Exhibit 35.6)

35.16       Greystone Servicing Company LLC, as Special Servicer of the 141 Livingston Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       KeyBank National Association, as Primary Servicer of the Burlingame Point Mortgage Loan (see Exhibit 35.1)

35.18       Situs Holdings, LLC, as Special Servicer of the Burlingame Point Mortgage Loan (see Exhibit 35.9)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Amazon Seattle Mortgage Loan (see Exhibit 35.6)

35.20       Situs Holdings, LLC, as Special Servicer of the Amazon Seattle Mortgage Loan (see Exhibit 35.9)

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

Date: March 15, 2024

/s/ Matt Smith

Matt Smith, Director

Date: March 15, 2024